Form 10-Q
period 2021-09-30
Industrial Human Capital, Inc.
filed 2021-12-03
CIK 1855302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

Industrial Human Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-40934	86-2127945
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

501 Brickell Key Drive, Suite 300 Miami FL, 33131
(Address of principal executive offices, including zip code)

888-798-9100
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AXH	The New York Stock Exchange
Warrants	AXHW	The New York Stock Exchange
Units	AXHU	The New York Stock Exchange

As of December 2, 2021, there were 14,375,000 shares of the Company’s common stock.

INDUSTRIAL HUMAN CAPITAL, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
Condensed Balance Sheet as of September 30, 2021 (unaudited)		1
Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 (unaudited)		2
Condensed Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2021 and for the Period from February 16, 2021 (inception) through September 30, 2021 (unaudited)		3
Condensed Statement of Cash Flows for the Period from February 16, 2021 (inception) through September 30, 2021 (unaudited)		4
Notes to Condensed Financial Statements (unaudited)		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Control and Procedures	18
PART II – OTHER INFORMATION		20
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	21
SIGNATURES		22

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2021
Assets
Current assets:
Cash	$13,440
Total current assets	13,440
Deferred offering cost	9,798,703
Total Assets	$9,812,143

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$160,095
Promissory note - Related party	150,000
Total current liabilities	310,095

Stockholders’ Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2,875,000 shares issued and outstanding(1)	288
Additional paid-in capital	9,509,569
Accumulated deficit	(7,809)
Total stockholders’ equity	9,502,048
Total Liabilities and Stockholders’ Equity	$9,812,143
(1)	Included up to 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on October 22, 2021 which resulted in an aggregate of 2,875,000 Founder Shares outstanding and none forfeited (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		period from
		February 16,
		2021
	For the	(Inception)
	three months ended	through
	September 30,	September 30,
	2021	2021
Formation cost	$1,595	$7,809
Loss from operations	(1,595)	(7,809)

Net loss	$(1,595)	$(7,809)

Basic and diluted weighted average shares outstanding(1)	2,500,000	2,500,000
Basic and diluted net loss per Common share	$(0.00)	$(0.00)
(1)	Excluded up to 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on October 22, 2021 which resulted in an aggregate of 2,875,000 Founder Shares outstanding and none forfeited (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of February 16, 2021	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Excess fair value attributable to Founder Shares purchased by representative	—	—	9,484,857	—	9,484,857
Net loss	—	—	—	(6,214)	(6,214)
Balance as of June 30, 2021	2,875,000	$288	$9,509,569	$(6,214)	$9,503,643
Net loss	—	—	—	(1,595)	(1,595)
Balance as of September 30, 2021	2,875,000	$288	$9,509,569	$(7,809)	$9,502,048
(1)	Included up to 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on October 22, 2021 which resulted in an aggregate of 2,875,000 Founder Shares outstanding and none forfeited (see Note 8).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the
period from
February 16,
2021
(Inception)
through
September 30,
2021

Cash flows from Operating Activities:
Net loss	$(7,809)
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by related party	365
Changes in current assets and current liabilities:
Accrued offering costs and expenses	400
Net cash used in operating activities	(7,045)

Cash flows from Financing Activities:
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	150,000
Payment of deferred offering costs	(154,516)
Net cash provided by financing activities	20,485

Net change in cash	13,440
Cash, beginning of the period	—
Cash, end of the period	$13,440

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offerings costs and expenses	$159,695
Excess fair value of representative founder shares	$9,484,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Industrial Human Capital, Inc. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the Initial Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ShiftPixy Investments, Inc. (the “Sponsor”), a wholly owned subsidiary of ShiftPixy, Inc.

The registration statement for the Company’s IPO was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, the Company consummated its IPO of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 4,639,102 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.

Transaction costs amounted to $11,261,640 consisting of $1,150,000 of underwriting commissions, $9,484,857 of excess fair value attributable to the representative shares and $626,783 of other cash offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the IPO on October 22, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and up to $100,000 of interest that may be used for the dissolution expenses, the proceeds from the Public Offering and the sale of the Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination, (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholder’s rights or pre-business combination activity, and (3) the redemption of the public shares if the Company is unable to complete its initial Business Combination within 12 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either: (1) in connection with a stockholder meeting called to approve the initial Business Combination; or (2) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirements. The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, divided by the number of then outstanding public shares, subject to limitations. The amount in the trust account is initially anticipated to be $10.15 per public share, however, there is no guarantee that investors will receive $10.15 per share upon redemption.

The shares of common stock subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 12 months from the closing of the Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such 12-month period (and the Company’s stockholders have not approved an amendment to its charter extending this time period), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 12-month time period.

The Company’s initial stockholders, officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed to: (1) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with the completion of the initial Business Combination, (2) waive their redemption rights with respect to any Founder Shares and public shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to the Company charter prior thereto or to redeem 100% of its public shares if the Company does not complete its initial Business Combination within 12 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within 12 months from the closing of the Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within the prescribed time frame.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.15 per public share and (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per public share due to reductions in the value of the Trust Assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2021, the Company had $13,440 in cash and a working capital deficit of $296,655. Following consummation of the IPO, the Company had $1,278,909 of cash in its operating bank account and working capital of $803,211 as of October 22, 2021.

The Company’s liquidity needs up to September 30, 2021 have been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares and the loan under an unsecured promissory note from the Sponsor of $500,000 (see Note 5). In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there was $150,000 of unsecured promissory notes outstanding.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus, which contains the initial audited financial statements and notes thereto for the period from February 16, 2021 (inception) to March 16, 2021, as filed with the SEC on October 21, 2021. The interim results for the three months ended September 30, 2021 and for the period from February 16, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Use of Estimates

The preparation of these financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $13,440 in cash and no cash equivalents as of September 30, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses in these accounts.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $11,261,640 and were charged to stockholders’ equity upon the completion of the IPO on October 22, 2021.  As of September 30, 2021, the Company had $9,798,703 in deferred offering costs.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Warrants

The Company must account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants as equity-classified.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Net Loss Per Common Share

The Company applies the two-class method in calculating earnings per share. Net loss per share of common stock is computed by dividing the pro rata net loss between the redeemable shares of Class A common stock and the non-redeemable shares of Class A and Class B common stock by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from February 16, 2021 (inception) through September 30, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU

2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On October 22, 2021, the Company consummated its IPO of 11,500,000 Units, which included the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one share of Class A Common Stock, par value $0.0001 per share and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share.

Note 4 — Private Placement

Simultaneously with the closing of the IPO and the sale of the Units, the Sponsor purchased an aggregate of 4,639,102 Private Warrants at a price of $1.00 per Private Warrant, for an aggregate purchase price of $4,639,102. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination.

Private Placement Warrants

The Private Placement Warrants are identical to the warrants sold in the Public Offering except that the Private Placement Warrants will not be transferable, assignable or saleable except as defined in the warrant agreement.

Note 5 - Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor purchased 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. On March 22, 2021, the Company issued a dividend of 0.2 Founder Shares for every issued and outstanding Founder Share resulting in the Sponsor holding 5,187,500 Founder Shares. On April 9, 2021, the Company issued the representative an aggregate of 2,000,000 Founder Shares (the “Representative Founder Shares”), of which 260,869 would be forfeited if the over-allotment option was not exercised, for an aggregate purchase price of $9,639. On August 2, 2021, the Sponsor and Representative forfeited for no consideration 2,875,000 Founder Shares, which were cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares (see Note 6). On October 12, 2021, the Sponsor and Representative forfeited for no consideration 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. All shares and associated amounts have been retroactively restated to reflect the forfeiture.

The 2,000,000 Representative Founder Shares, which were reduced to 750,000 Representative Founder Shares subsequent to September 30, 2021, have been deemed compensation by FINRA (see Note 8). The excess of the fair value over the purchase price of $9,639, is deemed to be stock compensation, which is considered an offering cost. A value of $4.7424 ($12.6464 post forfeitures) per share was estimated to be the fair value based in comparison to similar transactions. Accordingly, a value of $9,484,857 is considered an element of offering cost of the IPO and is included in Deferred Offering Cost as of September 30, 2021.

The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the initial stockholders, and officers and directors. Those lock-up provisions provide that such securities are not transferable or salable until the earlier to occur of: (1) one year after the completion of the initial Business Combination, and (2) subsequent to the initial business combination if the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the public stockholders having the right to exchange their public shares for cash, securities or other property. Notwithstanding the foregoing, the Sponsor has the right to transfer its ownership in the Founder Shares at any time, and to any transferee, to the extent that the sponsor determines, in good faith, that such transfer is necessary to ensure that it and/or any of its parents, subsidiaries or affiliates are in compliance with the Investment Company Act of 1940. Further, and notwithstanding the foregoing, if subsequent to the initial Business Combination the reported last sale price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, all of the Founder Shares will be released from the lock-up. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any Founder Shares.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and due at the date on which the Company consummates the Public Offering. As of September 30, 2021, the Company had $150,000 outstanding under the promissory note, which is due on demand.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of September 30, 2021, no such Working Capital Loans were outstanding.

Administrative Service Fee

The Company entered into an administrative services agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services commencing on the date of the Public Offering. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (including the underlying shares of common stock) and warrants (including the underlying shares of common stock) that may be issued upon conversion of Working Capital Loans, are entitled to registration rights pursuant to a registration rights agreement signed as of the effective date of the Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 1,500,000 additional Units to cover any over-allotments, if any, at the Public Offering price less the underwriting discounts and commissions. The underwriters exercised their full over-allotment option at the consummation of the Public Offering on October 22, 2021.

The underwriters earned an underwriting discount of one percent (1%) of the gross proceeds of the Public Offering, or $1,150,000, which was paid in cash at the closing of the offering. In addition, A.G.P. purchased 2,000,000 Representative Founder Shares at a purchase price of $9,639, which was reduced to 750,000 Representative Founder Shares through forfeitures subsequent to September 30, 2021 (see Note 8).

Business Combination Marketing Agreement

The Company has engaged A.G.P. as an advisor in connection with its Business Combination to assist the Company in holding meetings with stockholders to discuss the potential business combination and the target businesses’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with its initial Business Combination, assist the Company in obtaining stockholder approval for the business combination, and assist the Company with press releases and public filings in connection with the initial Business Combination. The Company will pay A.G.P. a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3% of the gross proceeds of this offering, exclusive of any applicable finders’ fees which might become payable. If the Business Combination is not consummated for any reason, no fee shall be due or payable to A.G.P.

Representative Founder Shares

The representative purchased an aggregate of 2,000,000 Founder Shares (the “Representative Founder Shares”), at a purchase price of $9,639, which was reduced to 750,000 through forfeitures subsequent to September 30, 2021 (see Note 8). The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the Representative, the Sponsor, and officers and directors (see Note 5). In addition, the holders of the Representative Founder Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within 12 months from the closing of this offering. The Representative Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 360 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(e)(1) of the FINRA Manual.

Note 7 - Stockholders’ Equity

Common Stock — The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of September 30, 2021, there were 2,875,000 Founder Shares issued and outstanding.

On February 18, 2021, the Sponsor purchased 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $25,000. On March 22, 2021, the Company issued a dividend of 0.2 Founder Shares for every issued and outstanding Founder Share resulting in the Sponsor holding 5,187,500 Founder Shares. On April 9, 2021, the Company issued the representative an aggregate of 2,000,000 Founder Shares (the “Representative Founder Shares”), of which 260,869 would be forfeited if the over-allotment option was not exercised, for an aggregate purchase price of $9,639. On August 2, 2021, the Sponsor and Representative forfeited for no consideration 2,875,000 Founder Shares, which were cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares (see Note 6). On October 12, 2021, the Sponsor and Representative forfeited for no consideration 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. All shares and associated amounts have been retroactively restated to reflect the forfeiture.

Following consummation of the IPO on October 22, 2021 there were 14,375,000 shares of Common Stock issued and outstanding, comprised of 11,500,000 shares of Class A common stock subject to possible redemption sold in the IPO and 2,875,000 Founder Shares.

Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable provisions of the DGCL or applicable stock exchange rules, the affirmative vote of a majority of shares of common stock that are voted is required to approve any such matter voted on by the stockholders. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. The holders of more than 50% of the shares that vote for the election of directors can elect all of the directors. The stockholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Warrants — Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment. In addition, if (1) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor and the representative or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (2) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (3) the volume weighted average trading price of common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The warrants will expire at 5:00 p.m., New York City time on the warrant expiration date, which is five years after the completion of the initial Business Combination or earlier upon redemption or liquidation. On the exercise of any warrant, the warrant exercise price will be paid directly to the Company and not placed in the Trust Account.

The Company will not be obligated to deliver any shares of common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company’s satisfying its obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of common stock upon exercise of a warrant unless the common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of common stock underlying such unit.

The Company has not registered the shares of common stock issuable upon exercise of the warrants at this time. However, the Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the shares of common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective by the 52nd business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption given after the warrants become exercisable (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending three business days before we send the notice of redemption to the warrant holders.

The “fair market value” for this purpose shall mean the average reported last sale price of the common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to through the date that the financial statement was issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

On October 12, 2021, the Sponsor and the Representative forfeited for no consideration 1,437,500 Founder Shares, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the forfeiture.

The registration statement for the Company’s IPO was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, the Company consummated its IPO of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 4,639,102 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.

Transaction costs amounted to $11,261,640 consisting of $1,150,000 of underwriting commissions, $9,484,857 of fair value of the representative shares and $626,783 of other cash offering costs.

Following the closing of the IPO on October 22, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Industrial Human Capital, Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on February 16, 2021. We were incorporated for the purpose of effecting a Business Combination.

As of September 30, 2021, we have not yet commenced operations. All activity for the period from February 16, 2021 (inception) through September 30, 2021 relates to our formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. We have selected December 31 as its fiscal year end.

Our sponsor is ShiftPixy Investments, Inc. (the “Sponsor”), a wholly owned subsidiary of ShiftPixy, Inc.

The registration statement for the our IPO was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, we consummated our IPO of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 4,639,102 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.

Transaction costs amounted to $11,261,640 consisting of $1,150,000 of underwriting commissions, $9,484,857 of fair value of the representative shares and $626,783 of other cash offering costs.

Following the closing of our IPO on October 22, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Warrants, was deposited in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay our tax obligations and up to $100,000 of interest that may be used for the dissolution expenses, the proceeds from the Public Offering and the sale of the Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination, (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the our charter prior thereto or to redeem 100% of the public shares if we do not complete our initial Business Combination within 12 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholder’s rights or pre-business combination activity, and (3) the redemption of the public shares if we are unable to complete our initial Business Combination within 12 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the public stockholders.

We will have only 12 months from the closing of the Public Offering (the “Combination Period”) to complete our initial Business Combination. If we are unable to complete the initial Business Combination within such 12-month period (and our stockholders have not approved an amendment to our charter extending this time period), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 12-month time period.

Liquidity and Capital Resources

As of September 30, 2021, we had $13,440 in cash and a working capital deficit of $296,655.  Following consummation of the IPO, we had $1,278,909 of cash in its operating bank account and working capital of $803,211 as of October 22, 2021.

Our liquidity needs up to September 30, 2021 have been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares and the loan under an unsecured promissory note from our Sponsor of $500,000. In addition, in order to finance transaction costs in connection with our Business Combination, our Sponsor, an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, there was $150,000 of unsecured promissory notes outstanding.

Based on the foregoing, we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating our Business Combination.

Results of Operations

All of our activity from February 16, 2021 (inception) through September 30, 2021, was in preparation for an Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had a loss of approximately $1,595, which consisted solely of general and administrative expenses.

For the period from February 16, 2021 (inception) through September 30, 2021, we had a loss of approximately $7,809, which consisted solely of general and administrative expenses.

Contractual Obligations

In April 2021, our Sponsor agreed to loan us up to $500,000 to be used for a portion of the expenses of the IPO pursuant to a promissory note. As of September 30, 2021, we had borrowed approximately $150,000 under the promissory note. The note was non-interest bearing, unsecured and payable promptly after the earlier of the date on which the Company consummates an initial public offering or the date on which the Company determines not to conduct an initial public offering of its securities. On October 22, 2021, the Company repaid the outstanding balance under the promissory note

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Offering Costs Associated with Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to our Public Offering. Offering costs amounted to $11,261,640 and were charged to stockholders’ equity upon the completion of the IPO on October 22, 2021.  As of September 30, 2021, we had $9,798,703 in deferred offering costs.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus filed with the SEC on October 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Furnished herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Industrial Human Capital, Inc.

Dated: December 3, 2021	/s/ Scott W. Absher
	Name:	Scott W. Absher
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: December 3, 2021	/s/ Domonic J. Carney
	Name:	Domonic J. Carney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)