Form 10-K/A
period 2021-12-31
Industrial Human Capital, Inc.
filed 2022-05-16
CIK 1855302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Industrial Human Capital, Inc.  (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (the “Amendment”), to amend and restate its Annual Report on Form 10-K for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”), on March 25, 2022 (the “Original Filing”), for the following purposes:  (i) To correct an error to the financial statements understating accrued offering costs in the amount of $120,000; and (ii) To correct the second sentence of the first paragraph of Note 1 to the Financial Statements, to conform to our disclosure in the second and third sentences of the first paragraph of Part I, Item 1 of the Original Filing (which remains unchanged), summarizing the status of our discussions with potential Business Combination partners.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications by our principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

Items Impacted by This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

Part I, Item 1. Business

Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Part II, Item 9A. Controls and Procedures

Part IV – Item 15. Exhibits, Financial Statement Schedules

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

Our Sponsor is ShiftPixy Investments, Inc. (the “Sponsor”), a wholly owned subsidiary of ShiftPixy, Inc. (“ShiftPixy”).

The registration statement for our IPO was declared effective on October 19, 2021. On October 22, 2021, we consummated our IPO of 10,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $100 million, and incurring offering costs of approximately $11.4 million. On October 22, 2021, the underwriters exercised the over-allotment option to purchase an additional 1,500,000 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $15 million, and incurred additional offering costs of approximately $150,000 in underwriting fees (the “Over-Allotment”). Simultaneously with the closing of our IPO, we consummated the private placement (“Private Placement”) of 4,639,102 warrants at a price of $1.00 per warrant (“Private Placement Warrants”) to the Sponsor, generating gross proceeds of $4,639,102. Each Unit consisted of one Public Share and a warrant to purchase one Public Share at a price of $11.50.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion equal to 3% of the IPO in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination if consummated) and $1,896,783 in expenses relating to the IPO, approximately $1,300,000 of the net proceeds of the IPO and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest. As of December 31, 2021, there was approximately $116,700,000 in investments and cash held in the Trust Account and $495,521 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2021, none of the funds had been withdrawn from the Trust Account to pay tour income taxes. On April 9, 2021, Alliance Global Partners/A.G.P. (“AGP”), the representative of the underwriters of our IPO, purchased an aggregate of 750,000 Founder Shares at a purchase price of $9,639. Transaction costs amounted to $11,381,640 consisting of: costs of $1,896,783 including $1,150,000 of underwriting commissions, and $746,783 of other offering costs and $9,484,857 of non-cash costs representing excess fair value attributable to the representative shares transferred to AGP.

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

As of December 31, 2021, we had cash of $495,251 and working capital surplus of approximately $409,000, excluding franchise tax payable as disclosed in Note 1 to the accompanying financial statements. Further, we have incurred and expect to continue to incur significant costs in pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to consummate an initial Business Combination will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

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

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.  Nevertheless, we recognize that effective internal control over financial reporting is necessary to provide reliable financial reports in a timely manner, and we have concluded that there are material weaknesses in our internal control over financial reporting relating to the accounting treatment for complex financial instruments and improper accounting for accruals. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Net proceeds of $116,725,000 from the IPO and the Private Placement are held in the Trust Account at December 31, 2021. We paid $1,150,000 in underwriting discounts and incurred other offering costs of $746,783 related to the IPO. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus, which was filed with the SEC and declared effective on October 19, 2021.

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

Our Sponsor is ShiftPixy Investments, Inc., a wholly owned subsidiary of ShiftPixy, Inc.

The registration statement for our IPO was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, we consummated our IPO of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 4(the “IPO”) and the sale of 4,639,102 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the IPO.

Transaction costs amounted to $11,381,640 consisting of:  i) costs of $1,896,783 including $1,150,000 of underwriting commissions, and $746,783 of other offering costs and $9,484,857 of non-cash costs representing excess fair value attributable to the representative shares transferred in April, 2021 to the underwriter of our IPO, AGP.

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

Liquidity and Capital Resources

As of December 31, 2021, we had $495,251 in cash and a working capital of approximately $409,000, excluding franchise tax payable.

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

We believe that the application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 3, Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Form 10-K.

Offering Costs Associated with Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—"Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $11,381,640 and were charged to temporary equity upon the completion of the IPO.

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

Although we are not required to include a report of management’s assessment regarding internal control over financial reporting for the reasons set forth below, we have identified material weaknesses in our internal controls over financial reporting relating to the accounting treatment for complex financial instruments and improper accounting for accruals, as noted under the section entitled “General Risk Factors”, above. We have concluded that these internal controls are not effective. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

We have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have also enhanced our controls relating to accounting for accruals through the implementation of the company’s ERP system. The elements of our remediation plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

(b) Exhibit Index.

Exhibit Number	Description	Filed Herewith	Incorporated by Reference Herein from Form or Schedule	Filing Date	SEC Filing/Registration Number
3.1	Amended and Restated Certificate of Incorporation		S-1/A	10/14/2021	333-255594

3.2	By Laws		S-1/A	10/14/2021	333-255594

4.1	Specimen Unit Certificate		S-1/A	10/14/2021	333-255594

4.2	Specimen Common Stock Certificate		S-1/A	10/14/2021	333-255594

4.3	Specimen Warrant Certificate		S-1/A	10/14/2021	333-255594

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant		S-1/A	10/14/2021	333-255594

4.5	Description of Securities		10-K	3/25/2022	001-40934

10.1	Form of Letter Agreement among the Registrant and the representative, the Company’s initial stockholders, officers and directors and ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.2	Promissory Note, dated April 8, 2021 issued to ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.3	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant		S-1/A	10/14/2021	333-255594

10.4	Form of Registration Rights Agreement between the Registrant and certain security holders		S-1/A	10/14/2021	333-255594

10.5	Securities Subscription Agreement, dated February 18, between the Registrant and ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.6	Securities Subscription Agreement, dated April 9, 2021, between the Registrant and A.G.P./Alliance Global Partners		S-1/A	10/14/2021	333-255594

10.7	Form of Placement Warrant Purchase Agreement between the Registrant and ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.8	Form of Indemnity Agreement		S-1/A	10/14/2021	333-255594

10.9	Form of Administrative Support Agreement by and between the Registrant and ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.10	Forfeiture Agreement, dated August 2, 2021, between the Registrant and ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.11	Forfeiture Agreement dated August 2, 2021, between the Registrant and A.G.P./Alliance Global Partners		S-1/A	10/14/2021	333-255594

10.12	Forfeiture Agreement, dated October 12, 2021, between the Registrant and ShiftPixy Investments, Inc.		S-1/A	10/14/2021	333-255594

10.13	Forfeiture Agreement, dated October 12, 2021, between the Registrant and A.G.P./Alliance Global Partners		S-1/A	10/14/2021	333-255594

10.14	Letter Agreement, dated October 19, 2021, by and among the Company and its officers and directors and the Sponsor		8-K	10/19/2021	001-40934

10.15	Investment Management Trust Agreement, dated October 19, 2021, by and between the Company and Continental Stock Transfer & Trust Company		8-K	10/19/2021	001-40934

10.16	Registration Rights Agreement, dated October 19, 2021, by and among the Company and certain security holders of the Company		8-K	10/19/2021	001-40934

10.17	Private Placement Warrants Subscription Agreement, dated October 19, 2021, by and between the Company and the Sponsor		8-K	10/19/2021	001-40934

10.18	Indemnity Agreements, each dated as of October 19, 2021, by and between the Company and each of the officers and directors of the Company		8-K	10/19/2021	001-40934

10.19	Administrative Support Agreement, dated October 19, 2021, by and between the Company and the Sponsor		8-K	10/19/2021	001-40934

14	Form of Code of Ethics		S-1/A	10/14/2021	333-255594

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

Industrial Human Capital, Inc.

Dated: May 13, 2022	/s/ Scott W. Absher
	Name:	Scott W. Absher
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Scott W. Absher	Chief Executive Officer and Chairman	May 13, 2022
Scott W. Absher	(principal executive officer)

/s/ Domonic J. Carney	Chief Financial Officer and Treasurer	May 13, 2022
Domonic J. Carney	(principal financial and accounting officer)

/s/ Bennet Tchaikovsky	Director	May 13, 2022
Bennet Tchaikovsky

/s/ John A. Quelch	Director	May 13, 2022
John A. Quelch

/s/Heath Hawker	Director	May 13, 2022
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

Restatement of the 2021 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2021 and for the period from February 16, 2021 (inception) through December 31, 2021 have been restated.

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

New York, NY

March 25, 2022, except for the effects of the restatement discussed in Note 2, as to which the date is May 13, 2022

INDUSTRIAL HUMAN CAPITAL, INC.

BALANCE SHEET

DECEMBER 31, 2021 (As Restated)

Assets
Current assets:
Cash	$495,251
Prepaid expenses	366,267
Total current assets	861,518

Cash held in Trust Account	116,732,479
Total Assets	$117,593,997

Liabilities, Redeemable Common Stock and Stockholders’ Equity
Current liabilities:
Accrued offering costs and expenses	$331,941
Promissory note - Related party	150,000
Due to related party	21,290
Total current liabilities	503,231

Commitments and Contingencies (Note 7)

Common stock subject to redemption, 11,500,000 shares at redemption value of $10.15 per share	116,725,000

Stockholders’ Equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	288
Additional paid-in capital	1,042,031
Accumulated deficit	(676,553)
Total stockholders’ equity	365,766
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity	$117,593,997

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

INDUSTRIAL HUMAN CAPITAL, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 (As Restated)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Excess fair value attributable to Founder Shares purchased by representative	—	—	9,484,857	—	9,484,857
Proceeds allocated to public warrants, net of offering cost	—	—	7,804,477	—	7,804,477
Sale of Private Placement Warrants	—	—	4,639,102	—	4,639,102
Remeasurement for Common Stock to redemption amount	—	—	(20,911,117)	—	(20,911,117)
Net loss	—	—	—	(676,553)	(676,553)
Balance as of December 31, 2021	2,875,000	$288	$1,042,031	$(676,553)	$365,766

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021 (As Restated)

Cash flows from Operating Activities:
Net loss	$(676,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	21,290
Interest income on cash and marketable securities held in Trust Account	(7,479)
Changes in current assets and current liabilities:
Prepaid assets	(366,267)
Accrued offering costs and expenses	211,941
Net cash used in operating activities	(817,068)

Cash flows from Investing Activities:
Investment held in Trust Account	(116,725,000)
Net cash used in investment activities	(116,725,000)

Cash flows from Financing Activities:
Proceeds from issuance of Founder Shares	25,000
Proceeds from initial public offering, net of underwriters’ discount	113,850,000
Proceeds from private placement warrants	4,639,102
Proceeds from issuance of promissory note to related party	125,000
Payment of deferred offering costs	(601,783)
Net cash provided by financing activities	118,037,319

Net change in cash	495,251
Cash, beginning of the period	—
Cash, end of the period	$495,251

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid through issuance of promissory note	$25,000
Excess fair value of representative Founder Shares	$9,484,857
Initial classification of common stock subject to possible redemption	$116,725,000
Deferred offering costs included in accrued offering costs	$120,000
Remeasurement of Class A subject to possible redemption	$20,911,117

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL HUMAN CAPITAL, INC

NOTES TO FINANCIAL STATEMENTS (As Restated)

Note 1 — Organization and Business Operation

Industrial Human Capital, Inc. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Since completing our initial public offering (“IPO”), we have engaged in confidential discussions with various potential Business Combination partners. Nevertheless, as of the date of this Form 10 K, we have not entered into a binding agreement with any specific Business Combination target.

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

The Company’s sponsor is ShiftPixy Investments, Inc. (the “Sponsor”), a wholly owned subsidiary of ShiftPixy, Inc.

The registration statement for the Company’s IPO was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, the Company consummated its IPO of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 4 (the “Public Offering”) and the sale of 4,639,102 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.

Transaction costs amounted to $11,381,640 consisting of $1,150,000 of underwriting commissions, $9,484,857 of fair value of the representative shares and $746,783 of other offering costs.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $495,251 in cash and working capital of approximately $409,000, excluding franchise tax payable.

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

Note 2 – Restatement of Previously Issued Financial Statements

During the preparation of our financial statements for our fiscal quarter ended March 31, 2022, we determined that, in preparing our Annual Report on Form 10-K for our fiscal year ended December 31, 2021, which we filed with the SEC on March 25, 2022 (the “Original Filing”), we understated and did not properly accrue for offering costs totaling $120,000 in the aggregate, consisting primarily of New York Stock Exchange (“NYSE”) Initial Listing Fees and Form S-1 related services.

In accordance with SEC Staff Accounting Bulletin Nos. 99, Materiality, and 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated the error and determined that its impact was material to our previously presented financial statements, as incorporated in the Original Filing. Accordingly, we concluded, in consultation with the Audit Committee of our Board of Directors, that our previously issued and impacted financial statements, as incorporated in the Original Filing, should be restated to appropriately record the offering costs, totaling $120,000, relating to NYSE Initial Listing Fees and Form S-1 related services.

The impact of the restatement adjustments for our Balance Sheet as of December 31, 2021, Statement of Changes in Stockholders’ Equity for the period from February 16, 2021 (inception) through December 31, 2021, and Statement of Cash Flows for the period from February 16, 2021 (inception) through December 31, 2021, is as follows:

	As Previously
Balance Sheet as of December 31, 2021 (audited)	Reported	Adjustments	As Restated
Accrued offering costs and expenses	$211,941	$120,000	$331,941
Total current liabilities	383,231	120,000	503,231
Additional paid-in capital	1,162,031	(120,000)	1,042,031
Total stockholders’ equity	485,766	(120,000)	365,766

	As Previously
Statement of Changes in Stockholders’ Equity for the period from February 16, 2021 (inception) through December 31, 2021 (audited)	Reported	Adjustments	As Restated
Proceeds allocated to public warrants, net of offering cost	$7,813,128	$(8,651)	$7,804,477
Remeasurement for Class A Ordinary Shares to redemption amount	(20,799,768)	(111,349)	(20,911,117)
Additional Paid-in Capital	1,162,031	(120,000)	1,042,031
Total Shareholder’s Equity	485,766	(120,000)	365,766

	As Previously
Statement of Cash Flows for the period from February 16, 2021 (inception) through December 31, 2021 (audited)	Reported	Adjustments	As Restated
Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs not included in accrued offering costs	$—	$120,000	$120,000
Remeasurement of Class A subject to possible redemption	20,799,768	111,349	20,911,117

Note 3 — Summary of Significant Accounting Policies

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

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $11,381,640 and were charged to temporary equity upon the completion of the IPO.

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

Note 4 — Initial Public Offering

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

The common stocks are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated income.

As of December 31, 2021, the common stock reflected on the balance sheet are reconciled in the following table (as restated):

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Common stock issuance costs	(10,561,117)
Plus:
Remeasurement of carrying value to redemption value	20,911,117
Contingently redeemable common stocks	$116,725,000

Note 5 — Private Placement

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

Note 6 - Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor purchased 4,312,500 Founder Shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. On March 22, 2021, the Company issued a dividend of 0.2 Founder Shares for every issued and outstanding Founder Share resulting in the Sponsor holding 5,187,500 Founder Shares. On April 9, 2021, the Company issued the representative an aggregate of 2,000,000 Founder Shares (the “Representative Founder Shares”), of which 260,869 would be forfeited if the over-allotment option was not exercised, for an aggregate purchase price of $9,639. On August 2, 2021, the Sponsor and the representative forfeited for no consideration 2,075,000 Founder Shares and 800,000 Representative Founder Shares, respectively, which were cancelled, resulting in a decrease in the total number of Founder Shares and Representative Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares, comprised of 3,112,500 Founder Shares and 1,200,000 Representative Founder Shares (see Note 7). On October 12, 2021, the Sponsor and the representative forfeited for no consideration 987,500 Founder Shares and 450,000 Representative Founder Shares, respectively, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. Prior to the closing of the IPO, our Sponsor transferred an aggregate of 15,000 Founder Shares to our independent directors, which resulted in the Sponsor holding 2,110,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the forfeiture.

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

Note 7 — Commitments & Contingencies

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

The representative purchased an aggregate of 750,000 Representative Founder Shares, of which 97,826 were subject to forfeiture if the over-allotment option was not exercised, at a purchase price of $9,639. The underwriters’ over-allotment option was exercised in full on October 22, 2021 and thus no Representative Founder Shares are subject to forfeiture. The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the Representative, the Sponsor, and officers and directors (see Note 6). In addition, the holders of the Representative Founder Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within 12 months from the closing of our IPO. The Representative Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up until October 14, 2022, pursuant to Rule 5110(e)(1) of the FINRA Manual.

Note 8 – Stockholder’s Equity

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

Note 9— Fair Value Measurements

The following table presents information about the Company’s asset that is measured at fair value on December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$116,732,479

Note 10 – Income Tax

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

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to through the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.