Form 10-Q
period 2022-03-31
Industrial Human Capital, Inc.
filed 2022-05-16
CIK 1855302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 14,375,000 shares of the Company’s common stock.

INDUSTRIAL HUMAN CAPITAL, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

		Page
PART 1 – FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1
Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021		1
Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021		2
Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021		3
Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2022		4
Notes to Unaudited Condensed Financial Statements		5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	22
PART II – OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL HUMAN CAPITAL, INC.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$27,661	$495,251
Prepaid expenses	237,326	366,267
Total current assets	264,987	861,518
Cash and marketable securities held in Trust Account	116,736,541	116,732,479
Total Assets	$117,001,528	$117,593,997

Liabilities, Redeemable Common Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,056,105	$331,941
Promissory note - Related party	—	150,000
Working capital loan - Related party	175,000	—
Due to related party	18,387	21,290
Total current liabilities	1,249,492	503,231

Commitments and Contingencies (Note 6)
Common stock subject to redemption, 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000

Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	288	288
Additional paid-in capital	1,042,031	1,042,031
Accumulated deficit	(2,015,283)	(676,553)
Total stockholders’ equity (deficit)	(972,964)	365,766
Total Liabilities, Redeemable Common Stock and Stockholders’ Equity (Deficit)	$117,001,528	$117,593,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For the
		Period from
		February 16,
	For the	2021 (Inception)
	Three Months Ended	Through
	March 31,	March 31,
	2022	2021
Formation cost	$1,342,792	$365
Loss from operations	(1,342,792)	(365)

Other income
Interest income and unrealized gains on cash and marketable securities held in Trust Account	4,062	—
Total other income	4,062	—
Net loss	$(1,338,730)	$(365)

Basic and diluted weighted average shares outstanding, Redeemable common stock	11,500,000	—
Basic and diluted net loss per share, Redeemable common stock	$(0.09)	$—
Basic and diluted weighted average shares outstanding, Nonredeemable common stock	2,875,000	2,875,000
Basic and diluted net loss per share, Nonredeemable common stock	$(0.09)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD

FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH MARCH 31, 2021

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	2,875,000	$288	$1,042,031	$(676,553)	$365,766
Net loss	—	—	—	(1,338,730)	(1,338,730)
Balance as of March 31, 2022	2,875,000	$288	$1,042,031	$(2,015,283)	$(972,964)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(365)	(365)
Balance as of March 31, 2021	2,875,000	$288	$24,712	$(365)	$24,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period from
	For the	February 16, 2021
	Three Months Ended	(Inception) Through
	March 31,	March 31,
	2022	2021

Cash flows from Operating Activities:
Net loss	$(1,338,730)	$(365)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	365
Interest income on cash and marketable securities held in Trust Account	(4,062)
Changes in current assets and current liabilities:
Prepaid expenses	128,941	—
Accounts payable and accrued expenses	724,164	—
Due to related party	(2,903)	—
Net cash used in operating activities	(492,590)	—

Cash flows from Financing Activities:
Proceeds from sale of founder shares	—	25,000
Proceeds/(payment) from/(of) promissory note - Related Party	(150,000)	75,000
Proceeds from working capital loan - Related Party	175,000	—
Net cash provided by financing activities	25,000	100,000

Net change in cash	(467,590)	100,000
Cash, beginning of the period	495,251	—
Cash, end of the period	$27,661	$100,000

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in due to related party	$—	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Industrial Human Capital, Inc. (the “Company”) is a newly organized, blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Since completing its Public Offering (as defined below), the Company has engaged in confidential discussions with various potential Business Combination partners. Nevertheless, as of the date of this Form 10-Q, the Company has not entered into a binding agreement with any specific Business Combination target.

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is ShiftPixy Investments, Inc. (the “Sponsor”), a wholly owned subsidiary of ShiftPixy, Inc.

The registration statement for the Company’s initial public offering was declared effective on October 19, 2021 (the “Effective Date”). On October 22, 2021, the Company consummated its initial public offering of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of 4,639,102 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor that closed simultaneously with the Public Offering.

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

Following the closing of the Public Offering on October 22, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds sold in the Public Offering, including the proceeds of the sale of the Private Placement Warrants, was deposited in a Trust Account (“Trust Account”) and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay the Company’s tax obligations and up to $100,000 of interest that may be used for the dissolution expenses, the proceeds from the Public Offering and the sale of the Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination, (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or certain amendments to the Company’s charter prior thereto or to redeem 100% of the Public Shares if the Company does not complete its initial Business Combination within 12 months from the closing of the Public Offering or (ii) with respect to any other provision relating to stockholder’s rights or pre-business combination activity, and (3) the redemption of the Public Shares if the Company is unable to complete its initial Business Combination within 12 months from the closing of the Public Offering, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public stockholders.

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

The Company has only 12 months from the closing of the Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within such 12-month period (and the Company’s stockholders have not approved an amendment to its charter extending this time period), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the 12-month time period.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $27,661 in cash and a working capital deficit of $938,567 excluding franchise tax payable of $50,000.

The Company’s liquidity needs up to March 31, 2022 have been satisfied through a payment from the Company’s Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of up to $500,000, the net proceeds from the consummation of the Public Offering, the Private Placement Warrants held outside of the Trust Account located in the United States at J.P. Morgan Chase Bank, N.A. and a working capital loan from the Company’s Sponsor as disclosed in Note 5 (“Related Party Transactions”). As of March 31, 2022 and December 31, 2021, there was $0 and $150,000 of unsecured promissory notes outstanding, respectively. For the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021, we received $0 and $75,000 of proceeds from issuance of promissory note, respectively. As of March 31, 2022, the promissory note has been paid in full. Furthermore, as of March 31, 2022 and December 31, 2021, the Company had $175,000 and $0 loans outstanding under the working capital loan, respectively. For the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021, we received $175,000 and $0 of proceeds from issuance of working capital loan, respectively.

As of March 31, 2022 and December 31, 2021, the Company had cash and marketable securities in the Trust Account of $116.7 million. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. The Company may withdraw interest to pay taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

Going Concern

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all.  Further, we have until October 22, 2022 to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the uncertainty surrounding obtaining new financing, along with the possibility of mandatory liquidation and subsequent dissolution should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after October 22, 2022, nor do these unaudited condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war and has concluded that while it is reasonably possible that the virus and war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with US GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for Fiscal 2021, as amended by the Company’s Form 10-K/A for Fiscal 2021, as filed with the SEC on March 25, 2022, and May 13, 2022, respectively, which contain the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Use of Estimates

The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $27,661 and $495,251 in cash as of March 31, 2022 and December 31, 2021, respectively. The Company has no cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds and in U.S. Treasury Bills with a maturity of 185 days, respectively. During the three months ended March 31, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2022 and December 31, 2021 are as follows:

		Gross	Gross
	Carrying Value as of	Unrealized	Unrealized	Fair Value as of
	March 31, 2022	Gains	Losses	March 31, 2022
Cash	$647	$—	$—	$647
Money Market Funds	116,735,894	—	—	116,735,894
	$116,736,541	$—	$—	$116,736,541

		Gross	Gross
	Carrying Value as of	Unrealized	Unrealized	Fair Value as of
	December 31, 2021	Gains	Losses	December 31, 2021
Cash	$647	$—	$—	$647
U.S. Treasury Securities	116,731,832	1,479	—	116,733,311
	$116,732,479	$1,479	$—	$116,733,958

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Company coverage of $250,000. The Company has not experienced losses in these accounts.

Offering Costs Associated with Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—”Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the Public Offering. Offering costs amounted to $11,381,640 and were charged to temporary equity upon the completion of the Public Offering.

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

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock sold in the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

Warrants

The Company must account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Net Loss Per Common Stock

Net loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each of the periods. The calculation of diluted loss per share does not consider the effect of the 16,139,102 warrants issued in connection with the Public Offering and private placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share:

	For the Three Months Ended		For the period from February 16, 2021
	March 31,		(Inception) Through March 31,
	2022		2021
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,070,984)	$(267,746)	$—	$(365)

Denominator:
Weighted-average shares outstanding, including common stock subject to redemption	11,500,000	2,875,000	—	2,875,000

Basic and diluted net loss per share	$(0.09)	$(0.09)	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On October 22, 2021, the Company consummated its Public Offering of 11,500,000 Units, which included the full exercise of the underwriters’ over-allotment option, at a price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one share of Common Stock, par value $0.0001 per share and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Common Stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation.

All of the 11,500,000 shares of common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s certificate of incorporation. In accordance with SEC guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The shares of common stock are accounted for in accordance with ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated income.

As of March 31, 2022 and December 31, 2021, the common stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds from the Public Offering	$115,000,000
Less:
Proceeds allocated to Public Warrants	(8,625,000)
Common stock issuance costs	(10,561,117)
Plus:
Remeasurement of carrying value to redemption value	20,911,117
Contingently redeemable common stock	$116,725,000

Note 4 — Private Placement

Simultaneously with the closing of the Public Offering and the sale of the Units, the Sponsor purchased an aggregate of 4,639,102 Private Placement Warrants at a price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $4,639,102. Each Private Placement Warrant entitles the holder thereof to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustment, and will expire worthless if the Company does not complete the initial Business Combination.

Private Placement Warrants

The Private Placement Warrants are identical to the warrants sold in the Public Offering except that the Private Placement Warrants will not be transferable, assignable or saleable except as defined in the warrant agreement.

Note 5 - Related Party Transactions

Founder Shares

On February 18, 2021, the Sponsor purchased 4,312,500 Founder Shares (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.006 per share. On March 22, 2021, the Company issued a dividend of 0.2 Founder Shares for every issued and outstanding Founder Share resulting in the Sponsor holding 5,187,500 Founder Shares. On April 9, 2021, the Company issued the representative an aggregate of 2,000,000 Founder Shares (the “Representative Founder Shares”), of which 260,869 would be forfeited if the over-allotment option was not exercised, for an aggregate purchase price of $9,639. On August 2, 2021, the Sponsor and the representative forfeited for no consideration 2,075,000 Founder Shares and 800,000 Representative Founder Shares, respectively, which were cancelled, resulting in a decrease in the total number of Founder Shares and Representative Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares, comprised of 3,112,500 Founder Shares and 1,200,000 Representative Founder Shares (see Note 6). On October 12, 2021, the Sponsor and the representative forfeited for no consideration 987,500 Founder Shares and 450,000 Representative Founder Shares, respectively, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. Prior to the closing of the Public Offering, our Sponsor transferred an aggregate of 15,000 Founder Shares to our independent directors, which resulted in the Sponsor holding 2,110,000 Founder Shares. All shares and associated amounts have been retroactively restated to reflect the forfeiture.

The 750,000 representative Founder Shares have been deemed compensation by FINRA. The excess of the fair value over the purchase price of $9,639, is deemed to be stock compensation, which is considered an offering cost. A value of $4.75 per share was estimated to be the fair value based in comparison to similar transactions. Accordingly, a value of $9,484,857 is considered an element of offering cost of the Public Offering.

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

As noted above, prior to the closing of the Public Offering, our Sponsor transferred 15,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company.  The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 15,000 shares granted to our independent directors was $95,529 or $6.37 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of March 31, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and due at the date on which the Company consummates the Public Offering. As of December 31, 2021, the Company had $150,000 outstanding under the promissory note, which has been paid in full as of March 31, 2022. For the period from February 16, 2021 (inception) through March 31, 2021, the Company received $75,000 in proceeds from issuance of promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of March 31, 2022 and December 31, 2021, the company had $175,000 and $0 loans outstanding under the working capital loan, respectively.

Administrative Service Fee

The Company entered into an administrative services agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services commencing on the date of the Public Offering. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021, the Company had incurred $30,000 and $0 pursuant to this agreement, which was accrued in "Due to related party", respectively.

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

The underwriters earned an underwriting discount of one percent (1%) of the gross proceeds of the Public Offering, or $1,150,000, which was paid in cash at closing of the offering. In addition, AGP purchased 750,000 Representative Founder Shares , of which 97,826 were subject to forfeiture if the over-allotment option was not exercised, at a purchase price of $9,639. Due to the underwriters' full exercise of their over-allotment option on October 22, 2021, these 97,826 Representative Founder Shares are no longer subject to forfeiture.

Business Combination Marketing Agreement

The Company has engaged AGP as an advisor in connection with its Business Combination to assist the Company in holding meetings with stockholders to discuss the potential business combination and the target businesses’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with its initial Business Combination, assist the Company in obtaining stockholder approval for the business combination, and assist the Company with press releases and public filings in connection with the initial Business Combination. The Company will pay AGP a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to 3% of the gross proceeds of our Public Offering, exclusive of any applicable finders’ fees which might become payable. If the Business Combination is not consummated for any reason, no fee shall be due or payable to AGP.

Representative Founder Shares

The representative purchased an aggregate of 750,000 Representative Founder Shares, of which 97,826 were subject to forfeiture if the over-allotment option was not exercised, at a purchase price of $9,639. The underwriters’ over-allotment option was exercised in full on October 22, 2021 and thus no Representative Founder Shares are subject to forfeiture. The Company’s Founder Shares are subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with the Company entered into by the Representative, the Sponsor, and officers and directors (see Note 5). In addition, the holders of the Representative Founder Shares have agreed (i) to waive their redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we fail to complete our initial business combination within 12 months from the closing of our Public Offering. The Representative Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up until October 14, 2022, pursuant to Rule 5110(e)(1) of the FINRA Manual.

Note 7 - Stockholder’s Equity (Deficit)

Common Stock — The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 2,875,000 shares of Common Stock issued or outstanding, excluding 11,500,000 shares of common stock subject to possible redemption. Prior to the Public Offering, there were 4,312,500 shares of common stock issued and outstanding, of which 562,500 shares were subject to forfeiture to the extent that the underwriters' over-allotment option was not exercised in full. On August 2, 2021, the Sponsor and the representative forfeited for no consideration 2,075,000 Founder Shares and 800,000 Founder Shares, respectively, which were cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares, with the Sponsor holding 3,112,500 Founder Shares and the Representative holding 1,200,000 Founder Shares. On October 12, 2021, the Sponsor and the Representative forfeited for no consideration 987,500 Founder Shares and 450,000 Founder Shares, respectively, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. Prior to the closing of the Public Offering, our Sponsor transferred an aggregate of 15,000 Founder Shares to our independent directors, which resulted in the Sponsor holding 2,110,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the forfeiture described above.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that is measured at fair value on March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$116,736,541	$116,733,958

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to through the date that the unaudited condensed financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Industrial Human Capital, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K and amended by our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Fiscal 2021”), filed with the SEC on March 25, 2022, and May 16, 2022, respectively.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings, including those found in Item 1A of our Annual Report on Form 10-K and 10-K/A for Fiscal 2021, filed with the SEC on March 25, 2022, and May , 2022, respectively .

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

Transaction costs amounted to $11,381,640 consisting of costs of $1,896,783 including $1,150,000 of underwriting commissions, and $746,783 of other offering costs and $9,484,857 of non-cash costs representing excess fair value attributable to the representative shares transferred in April, 2021 to the underwriter of our IPO, AGP.

Following the closing of our IPO on October 22, 2021, $116,725,000 ($10.15 per Unit) from the net proceeds sold in the IPO, including the proceeds of the sale of the Private Placement Warrants, was deposited in a Trust Account (“Trust Account”) that has been invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to pay our tax obligations and up to $100,000 of interest that may be used for the dissolution expenses, the proceeds from the IPO and the sale of the Placement Warrants held in the Trust Account will not be released from the Trust Account until the earliest to occur of: (1) the completion of the initial Business Combination, (2) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with the initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of the Public Shares if we do not complete our initial Business Combination within 12 months from the closing of the IPO or (ii) with respect to any other provision relating to stockholder’s rights or pre-Business Combination activity, and (3) the redemption of the Public Shares if we are unable to complete our initial Business Combination within 12 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of the public stockholders.

If we have not completed a Business Combination within 12 months from the closing of our IPO, or October 22, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 12-month time period.

Results of Operations

All of our activity from February 16, 2021 (inception) through October 19, 2021, was in preparation for an IPO, and since our IPO, our activity has been limited to the search for a prospective initial Business Combination. We will not generate any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2022, we had a net loss of $1,338,730, which consisted of formation and operating costs of $1,342,792, offset by interest income of $4,062. For the period from February 16, 2021 (inception) through March 31, 2021, we had a net loss of $365, which consisted solely of formation and operating costs.

Liquidity and Capital Resources

As of March 31, 2022, we had $27,661 in cash and a working capital deficit of $938,567, excluding franchise tax payable of $50,000.

Our liquidity needs up to March 31, 2022 have been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from our Sponsor of up to $500,000, and the net proceeds from the consummation of the IPO, the Private Placement Warrants held outside of the Trust Account located in the United States at J.P. Morgan Chase Bank, N.A. and a working capital loan from our Sponsor as disclosed in Note 5 (“Related Party Transactions”). As of March 31, 2022 and December 31, 2021, there was $0 and $150,000 of unsecured promissory notes outstanding, respectively. For the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021, we received $0 and $75,000 of proceeds from issuance of promissory note, respectively. As of March 31, 2022, the promissory note has been paid in full. Furthermore, as of March 31, 2022 and December 31, 2021, the company had $175,000 and $0 loans outstanding under the working capital loan, respectively. For the three months ended March 31, 2022 and for the period from February 16, 2021 (inception) through March 31, 2021, we received $175,000 and $0 of proceeds from issuance of working capital loan, respectively.

As of March 31, 2022 and December 31, 2021, we had cash in the Trust Account of $116.7 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our Sponsor, officers and directors may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

Going Concern

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until October 22, 2022 to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the uncertainty surrounding obtaining new financing, along with the possibility of mandatory liquidation and subsequent dissolution should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after October 22, 2022, nor do these unaudited condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

The underwriters earned an underwriting discount of one percent (1%) of the gross proceeds of the IPO, or $1,150,000, which was paid in cash at closing of the offering. In addition, AGP purchased 750,000 Representative Founder Shares, of which 97,826 were subject to forfeiture if the over-allotment option was not exercised, at a purchase price of $9,639. Due to the underwriters’ full exercise of their over-allotment option on October 22, 2021, these 97,826 Representative Founder Shares are no longer subject to forfeiture.

Business Combination Marketing Agreement

We engaged AGP as an advisor in connection with our initial Business Combination to assist us in structuring and negotiating a definitive purchase agreement with respect to an initial Business Combination, holding meetings with our stockholders to discuss the potential Business Combination and the target businesses’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with our initial Business Combination, assist us in obtaining stockholder approval for the Business Combination, and assist us with press releases and public filings in connection with the initial Business Combination. We will pay AGP a cash fee for such services upon the consummation of our initial Business Combination in an amount equal to 3% of the gross proceeds of our IPO, exclusive of any applicable finders’ fees which might become payable. If the Business Combination is not consummated for any reason, no fee shall be due or payable to AGP.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and result of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our financial statements. We will evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We will base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the application of the following accounting policies, each of which require significant judgments and estimates on the part of management, are the most critical to aid in fully understanding and evaluating our reported financial results. Our significant accounting policies are more fully described in Note 2, Summary of Significant Accounting Policies, to our unaudited condensed financial statements appearing elsewhere in this Form 10-Q.

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

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). Our shares of common stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The guidance was adopted starting January 1, 2022. Adoption of the ASU did not impact  our financial position, results of operations or cash flows.

We do not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 4. Controls and Procedures

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of March 31, 2022 due to a material weakness relating to the accounting treatment for complex financial instruments and improper accounting for accruals. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company's audited financial statement as of December 31, 2021 to correct improper accounting for accruals.

We have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have also enhanced our controls relating to accounting for accruals through the implementation of the company’s enterprise resource planning system. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for Fiscal 2021, as amended by our Annual Report on Form 10-K/A for Fiscal 2021, filed with the SEC on March 25, 2022, and May 16, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2*

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

Industrial Human Capital, Inc.

Dated: May 16, 2022	/s/ Scott W. Absher
	Name:	Scott W. Absher
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2022	/s/ Domonic J. Carney
	Name:	Domonic J. Carney
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)