Form 10-Q
period 2022-06-30
Industrial Human Capital, Inc.
filed 2022-08-12
CIK 1855302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report

Pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

Industrial Human Capital, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-40934	86-2127945
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

Long accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

As of August 12, 2022, there were 14,375,000 shares of the Company’s common stock.

INDUSTRIAL HUMAN CAPITAL, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and for the period from February 16, 2021 (Inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the three months ended June 30, 2022 and 2021, six months ended June 30, 2022 and for the period from February 16, 2021 (Inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 16, 2021 (Inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
PART III.	SIGNATURES	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDUSTRIAL HUMAN CAPITAL, INC.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$2,813	$495,251
Prepaid expenses	174,913	366,267
Total current assets	177,726	861,518
Cash and marketable securities held in Trust Account	116,810,645	116,732,479
Total Assets	$116,988,371	$117,593,997

Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$2,140,188	$331,941
Promissory note – Related party	—	150,000
Working capital loan – Related party	195,000	—
Due to related party	48,387	21,290
Total current liabilities	2,383,575	503,231

Commitments and Contingencies (Note 6)
Common stock subject to redemption, 11,500,000 shares at redemption value of $10.15 per share	116,725,000	116,725,000

Stockholders’ (Deficit) Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 2,875,000 shares issued and outstanding (excluding 11,500,000 shares subject to redemption)	288	288
Additional paid-in capital	1,042,031	1,042,031
Accumulated deficit	(3,162,523)	(676,553)
Total Stockholders’ (Deficit) Equity	(2,120,204)	365,766
Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$116,988,371	$117,593,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					For the
					period from
				For the six	February 16,
	For the three months ended			months ended	2021 (inception) to
	June 30,			June 30,	June 30,
	2022	2021		2022	2021
Formation and operating costs	$1,221,344	$5,849		$2,564,136	$6,214
Loss from operations	(1,221,344)	(5,849)		(2,564,136)	(6,214)

Other income
Interest income earned on cash and marketable securities held in Trust Account	74,104	—		78,166	—
Total other income	74,104	—		78,166	—
Net loss	$(1,147,240)	$(5,849)		$(2,485,970)	$(6,214)

Basic and diluted weighted average shares outstanding, Redeemable common stock	11,500,000	—		11,500,000	—
Basic and diluted net loss per share, Redeemable common stock	$(0.08)	$—		$(0.17)	$—
Basic and diluted weighted average shares outstanding, Nonredeemable common stock	2,875,000	2,500,000	(1)	2,875,000	2,500,000	(1)
Basic and diluted net loss per share, Nonredeemable common stock	$(0.08)	$(0.00)		$(0.17)	$(0.00)
(1)

Excluded up to 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on October 22, 2021, which resulted in an aggregate of 2,875,000 Founder Shares outstanding and none forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	2,875,000	$288	$1,042,031	$(676,553)	$365,766
Net loss	—	—	—	(1,338,730)	(1,338,730)
Balance as of March 31, 2022	2,875,000	$288	$1,042,031	$(2,015,283)	$(972,964)
Net loss	—	—	—	(1,147,240)	(1,147,240)
Balance as of June 30, 2022	2,875,000	$288	$1,042,031	$(3,162,523)	$(2,120,204)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM FEBRUARY 16, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of February 16, 2021 (inception)	—	$—	$—	$—	$—
Common stock issued to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(365)	(365)
Balance as of March 31, 2021	2,875,000	$288	$24,712	$(365)	$24,635
Excess fair value attributable to Founder Shares purchased by representative	—	—	9,484,857	—	9,484,857
Net loss	—	—	—	(5,849)	(5,849)
Balance as of June 30, 2021	2,875,000	$288	$9,509,569	$(6,214)	$9,503,643
(1)

Included up to 375,000 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The over-allotment option was exercised in full on October 22, 2021, which resulted in an aggregate of 2,875,000 Founder Shares outstanding and none forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For the Period from
	For the Six	February 16, 2021
	Months Ended	(inception) Through
	June 30,	June 30,
	2022	2021
Cash flows from Operating Activities:
Net loss	$(2,485,970)	$(6,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	—	365
Interest income on cash and marketable securities held in Trust Account	(78,166)	—
Changes in current assets and current liabilities:
Prepaid assets	191,354	—
Accounts payable and accrued expenses	1,808,247	—
Due to related party	27,097	—
Net cash used in operating activities	(537,438)	(5,849)

Cash flows from Financing Activities:
Proceeds from sale of founder shares	—	25,000
Proceeds from issuance of working capital loan	195,000	—
Proceeds (Repayment) from issuance of promissory note to related party	(150,000)	75,000
Payment of deferred offering cost	—	(90,440)
Net cash provided by financing activities	45,000	9,560

Net change in cash	(492,438)	3,711
Cash, beginning of the period	495,251	—
Cash, end of the period	$2,813	$3,711

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in due to related party	$—	$24,635
Excess fair value of representative Founder Shares	$—	$9,484,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL HUMAN CAPITAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 — Organization and Business Operation

Industrial Human Capital, Inc. (the “Company”) is a blank check company incorporated as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Since completing its Public Offering (as defined below), the Company has engaged in confidential discussions with various potential Business Combination partners. Nevertheless, as of the date of this Form 10-Q, the Company has not entered into a binding agreement with any specific Business Combination target.

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from February 16, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Public Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company has only 12 months from the closing of the Public Offering (the “Combination Period”) to complete the initial Business Combination. If the Company is unable to complete the initial Business Combination within the Combination Period (and the Company’s stockholders have not approved an amendment to its charter extending this time period), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to pay the Company’s taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete its initial Business Combination within the Combination Period.

The Company’s initial stockholders, officers and directors entered into a letter agreement with the Company, pursuant to which they have agreed to: (1) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of the initial Business Combination, (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial Business Combination or certain amendments to the Company charter prior thereto or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete its initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete its initial Business Combination within the Combination Period.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $2,813 in cash and a working capital deficit of $2,205,849.

The Company’s liquidity needs up to June 30, 2022 have been satisfied through a payment from the Company’s Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from the Sponsor of up to $500,000, the net proceeds from the consummation of the Public Offering, the Private Placement Warrants held outside of the Trust Account located in the United States at J.P. Morgan Chase Bank, N.A. and a working capital loan from the Company’s Sponsor as disclosed in Note 5 (“Related Party Transactions”). As of June 30, 2022 and December 31, 2021, there was $0 and $150,000 of unsecured promissory notes outstanding, respectively. For the six months ended June 30, 2022 and for the period from February 16, 2021 (inception) through June 30, 2021, we received $0 and $75,000 of proceeds from issuance of promissory note, respectively. As of June 30, 2022, the promissory note has been paid in full. Furthermore, as of June 30, 2022 and December 31, 2021, the Company had $195,000 and $0 loans outstanding under the working capital loan, respectively. For the six months ended June 30, 2022 and for the period from February 16, 2021 (inception) through June 30, 2021, we received $195,000 and $0 of proceeds from issuance of working capital loan, respectively.

As of June 30, 2022 and December 31, 2021, the Company had cash and marketable securities in the Trust Account of approximately $116.8 million. The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete its initial Business Combination. The Company may withdraw interest to pay taxes. To the extent that the Company’s capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until October 22, 2022 to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the capital and liquidity shortage and the uncertainty surrounding obtaining new financing, along with the possibility of mandatory liquidation and subsequent dissolution should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after October 22, 2022, nor do these unaudited condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on the Company’s Form 10-K/A for Fiscal 2021 filed with the SEC on May 16, 2022, which contain the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has $2,813 and $495,251 in cash as of June 30, 2022 and December 31, 2021, respectively. The Company has no cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds and in U.S. Treasury Bills with a maturity of 185 days, respectively. During the three and six months ended June 30, 2022, the Company did not withdraw any of the interest income from the Trust Account to pay its tax obligations.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion are included in the “interest income” line item in the unaudited condensed statements of operations. Interest income is recognized when earned.

The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022 and December 31, 2021 are as follows:

		Gross	Gross
	Carrying Value as of	Unrealized	Unrealized	Fair Value as of
	June 30, 2022	Gains	Losses	June 30, 2022
Cash	$—	$—	$—	$—
Money Market Funds	116,810,645	—	—	116,810,645
	$116,810,645	$—	$—	$116,810,645

		Gross	Gross
	Carrying Value as of	Unrealized	Unrealized	Fair Value as of
	December 31, 2021	Gains	Losses	December 31, 2021
Cash	$647	$—	$—	$647
Money Market Funds	116,731,832	1,479	—	116,733,311
	$116,732,479	$1,479	$—	$116,733,958

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature.

Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). The Company’s shares of common stock sold in the Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

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

	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2022		2021
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(917,792)	$(229,448)	$—	$(5,849)

Denominator:
Weighted-average shares outstanding, including common stock subject to redemption	11,500,000	2,875,000	—	2,500,000

Basic and diluted net loss per share	$(0.08)	$(0.08)	$—	$(0.00)

			For the period from February 16, 2021
	For the Six Months Ended		(inception) Through
	June 30, 2022		June 30, 2021
	Redeemable	Nonredeemable	Redeemable	Nonredeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(1,988,776)	$(497,194)	$—	$(6,214)

Denominator:
Weighted-average shares outstanding, including common stock subject to redemption	11,500,000	2,875,000	—	2,500,000

Basic and diluted net loss per share	$(0.17)	$(0.17)	$—	$(0.00)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

Our effective tax rate was 0.00% for all reporting periods included in this report. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due the change in valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

The shares of common stock are accounted for in accordance with ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable common stock resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the common stock reflected on the condensed balance sheets is reconciled in the following table:

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

As noted above, prior to the closing of the Public Offering, our Sponsor transferred 15,000 Founder Shares to our independent directors in recognition of and as compensation for their future services to the Company. The transfer of Founder Shares to these directors is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 15,000 shares granted to our independent directors was $95,529 or $6.37 per share. Compensation expense related to the Founder Shares is recognized only when the performance condition (i.e. the remediation of the lock-up provision) is probable of achievement under the applicable accounting literature. Stock-based compensation would be recognized at the date the lock-up provisions have been remediated, or are probable to be remediated, in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the transfer of the Founder Shares. As of June 30, 2022 and December 31, 2021, the Company has not yet entered into any definitive agreements in connection with any Business Combination and as such, the lock-up provisions have not been remediated and are not probable to be remediated. Any such agreements may be subject to certain conditions to closing, such as, for example, approval by the Company’s stockholders. As a result, the Company determined that, taking into account that there is a possibility that a Business Combination might not happen, no stock-based compensation expense should be recognized.

Promissory Note — Related Party

The Sponsor has agreed to loan the Company up to $500,000 to be used for a portion of the expenses of the Public Offering. These loans are non-interest bearing, unsecured and due at the date on which the Company consummates the Public Offering. As of December 31, 2021, the Company had $150,000 outstanding under the promissory note, which has been paid in full as of June 30, 2022. For the period from February 16, 2021 (inception) through June 30, 2021, the Company received $75,000 in proceeds from issuance of promissory note.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Terms of the working capital loan were finalized on August 1, 2022, as described in the Note 9 (“Subsequent Events”) below.

If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid on demand of the Sponsor only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into Private Placement Warrants of the post Business Combination entity, at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to the Sponsor. As of June 30, 2022 and December 31, 2021, the company had $195,000 and $0 loans outstanding under the working capital loan, respectively.

Administrative Service Fee

The Company entered into an administrative services agreement pursuant to which the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services commencing on the date of the Public Offering. Upon completion of the Company’s Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company had incurred $30,000 and $0, respectively. For the six months ended June 30, 2022 and for the period from February 16, 2021 (inception) through June 30, 2021, the Company had incurred $60,000 and $0 , respectively. These were accrued in “Due to related party” pursuant to this agreement.

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

Note 7 - Stockholder’s (Deficit) Equity

Common Stock — The Company is authorized to issue 500,000,000 shares of Common Stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 2,875,000 shares of Common Stock issued or outstanding, excluding 11,500,000 shares of common stock subject to possible redemption. Prior to the Public Offering, there were 4,312,500 shares of common stock issued and outstanding, of which 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full. On August 2, 2021, the Sponsor and the representative forfeited for no consideration 2,075,000 Founder Shares and 800,000 Founder Shares, respectively, which were cancelled, resulting in a decrease in the total number of Founder Shares outstanding from 7,187,500 shares to 4,312,500 shares, with the Sponsor holding 3,112,500 Founder Shares and the Representative holding 1,200,000 Founder Shares. On October 12, 2021, the Sponsor and the Representative forfeited for no consideration 987,500 Founder Shares and 450,000 Founder Shares, respectively, resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 2,875,000 shares, with the Sponsor holding 2,125,000 Founder Shares and the Representative holding 750,000 Representative Founder Shares. Prior to the closing of the Public Offering, our Sponsor transferred an aggregate of 15,000 Founder Shares to our independent directors, which resulted in the Sponsor holding 2,110,000 Founder Shares. All shares and associated amounts have been retroactively adjusted to reflect the forfeiture described above.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets that is measured at fair value on June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$116,810,645	$116,733,958

Note 9 — Subsequent Events

The Company has evaluated events that have occurred after the date of these condensed balance sheets though the date that the condense financial statements were issued, and has determined that, other than those listed below, no such reportable subsequent events exist through the date the financial statements were issued in accordance with FASB ASC Topic 855, “Subsequent Events.”

On July 7, 2022, Heath Hawker indicated his intention to withdraw as Director of the Company, the same to be effective July 11, 2022.

On July 12, 2022, Bennet Tchaikovsky also indicated his intention to withdraw as Director of the Company the same to be effective July 14, 2022.

On July 12, 2022, the Directors of the Company initiated discussions regarding the approaching deadline to complete the initial business combination and the possible need to seek a vote of the Company’s stockholders to approve an amendment to the Company’s charter extending the time period in which to complete an initial business combination and to take such other actions as may be necessary in connection with such extension.

On July 15, 2022, Gabriel Rodriguez resigned as Chief Financial Officer of the Company, the same to be effective July 29, 2022.

On July 25, 2022, the Board of Directors of Industrial Human Capital, Inc. (“AXH” or the “Company”), appointed Manny Rivera, 47, to the position of CFO and Treasurer of the Company, effective immediately.

The above resignations were not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

On August 2, 2022, the Company and the Sponsor formalized terms of the Working Capital Loan Agreement, as describe in the Note 5 (“Related Party Transactions”) above.

On August 3, 2022, the Company received an email communication from the NYSE regarding the fact that the price of the Company’s warrants (NYSE: AXH WS) had fallen to $0.02 as of 8/3/2022.  Referring to Section 802.01D of the NYSE Listed Company Manual, the NYSE noted that, in the context of a warrant, the NYSE considers the price of less than $0.01 to be abnormally low.  The NYSE further noted that if a security trades or closes at a price that it considers to be abnormally low, the NYSE could take action to immediately suspend trading (i.e., the warrants would not trade on the NYSE) and to commence delisting procedures for such security.

On August 11, 2022, the Company received a notice from the NYSE regarding the Company’s noncompliance with (a) the Section 303A.01 requirement regarding the need for a majority of independent directors on the board, and (b) the Section 303A.07(a) requirement regarding having at least 3 members on the audit committee.  The NYSE noted that (i) if the Company is not able to cure this deficiency by August 18, 2022, it will be deemed noncompliant, (ii) the NYSE is required to disseminate a below compliance (“BC”) indicator over the consolidated tape when an issuer is noncompliant with NYSE quantitative and/or corporate governance listing standards, enabling data vendors to append this indicator to the ticker symbol of such an issuer, (iii) the NYSE also publishes a list of noncompliant issuers and displays the BC indicator on its website, (d) if the Company is not able to cure its corporate governance noncompliance by August 18, 2022, a BC indicator will be disseminated on August 22, 2022, (e) the Company will also be added to the list of noncompliant issuers on the NYSE website and the BC indicator will be displayed on the profile, data and news pages of each listed security impacted by the noncompliance, and (f) the BC indicator and all references on the NYSE website will be removed when the Company becomes compliant with all NYSE quantitative and corporate governance listing standards.  The Company communicated its response indicating that it is taking action to recruit new board members.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Industrial Human Capital, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report, as well as the information contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (“Fiscal 2021”), filed with the SEC on May 16, 2022.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings, including those found in Item 1A of our Annual Report on Form 10-K/A for Fiscal 2021, filed with the SEC on May, 2022.

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

For the three months ended June 30 2022, we had a net loss of $1,147,240, which consisted of formation costs of $1,221,344, offset by interest income and unrealized gains on cash and marketable securities held in Trust Account of $74,104.

For the six months ended June 30 2022, we had a net loss of $2,485,970, which consisted of formation costs of $2,564,136, offset by interest income and unrealized gains on cash and marketable securities held in Trust Account of $78,166.

For the three months ended June 30, 2021, we had a net loss of $5,849, which consisted solely of formation costs.

For the period from February 16, 2021 (inception) through June 30, 2021, we had a net loss of $6,214, which consisted solely of formation costs.

Liquidity and Capital Resources

As of June 30, 2022, we had $2,813 in cash and a working capital deficit of $2,205,849.

Our liquidity needs up to June 30, 2022 have been satisfied through a payment from our Sponsor of $25,000 for the Founder Shares, the loan under an unsecured promissory note from our Sponsor of up to $500,000, and the net proceeds from the consummation of the IPO, the Private Placement Warrants held outside of the Trust Account located in the United States at J.P. Morgan Chase Bank, N.A. and a working capital loan from our Sponsor as disclosed in Note 5 (“Related Party Transactions”). As of June 30, 2022 and December 31, 2021, there was $0 and $150,000 of unsecured promissory notes outstanding, respectively. For the three and six months ended June 30, 2022 and for the period from February 16, 2021 (inception) through June 30, 2021, we received $0 and $75,000 of proceeds from issuance of promissory note, respectively. As of June 30, 2022, the promissory note has been paid in full. Furthermore, as of June 30, 2022 and December 31, 2021, we had $195,000 and $0 loans outstanding under the working capital loan, respectively. For the three and six months ended June 30, 2022 and for the period from February 16, 2021 (inception) through June 30, 2021, we received $195,000 and $0 of proceeds from issuance of working capital loan, respectively.

As of June 30, 2022 and December 31, 2021, we had cash in the Trust Account of approximately $116.8 million. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete its initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern

We cannot provide any assurance that new financing along the lines detailed above will be available to us on commercially acceptable terms, if at all. Further, we have until October 22, 2022 to consummate a Business Combination, but we cannot provide assurance that we will be able to consummate a Business Combination by that date. If a Business Combination is not consummated by the required date, there will be a mandatory liquidation and subsequent dissolution. In connection with the our assessment of going concern considerations in accordance with the authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”, management has determined that the capital and liquidity shortage and the uncertainty surrounding obtaining new financing, along with the possibility of mandatory liquidation and subsequent dissolution should we be unable to complete a business combination, raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets and liabilities should we be required to liquidate after October 22, 2022, nor do these unaudited condensed financial statements include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and result of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. We will evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We will base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Offering Costs Associated with Initial Public Offering

We comply with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering”. Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are related to the IPO. Offering costs amounted to $11,381,640 and were charged to temporary equity upon the completion of the IPO.

Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity (deficit). Our shares of common stock sold in the IPO feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 11,500,000 shares of common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

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

Recent Accounting Standards

We do not believe that there are any recently issued, but not effective, accounting standards, which, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to a material weakness relating to the accounting treatment for complex financial instruments and improper accounting for accruals. A material weakness, as defined in the SEC regulations, is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. This material weakness resulted in the restatement of the Company’s audited financial statements as of December 31, 2021 to correct improper accounting for accruals.

We have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our unaudited condensed financial statements. Our updated processes include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. We have also enhanced our controls relating to accounting for accruals through the implementation of the company’s enterprise resource planning system. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A for Fiscal 2021, filed with the SEC on May 16, 2022, except as described below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Industrial Human Capital, Inc.

Dated: August 12, 2022	/s/ Scott W. Absher
	Name:	Scott W. Absher
	Title:	Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: August 12, 2022	/s/ Manuel A. Rivera
	Name:	Manuel A. Rivera
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)